Form 10-K/A
period 2000-12-31
DLJ MORTGAGE PAS THR CERT SER 2000-S4
filed 2002-03-06
CIK 1129626

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

                                   Page 1 of 5
             This report consists 9 of consecutively numbered pages.

                AMENDMENT NUMBER 1 OF 1

DLJ MORTGAGE ACCEPTANCE CORP.
DLJ MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2000-S4
-----------------------------------------------------------------------

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


                                    THE CHASE MANHATTAN BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein



Date:  March 5, 2002               By:  /s/ Thomas M. Britt
                                    -----------------------------
                                    Thomas M. Britt
                                    Trust Officer

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2       Servicer's Annual Independent Accountant's Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance

Wilshire Funding Corporation
P.O. Box 8517
Portland, Oregon  97207-8517

Tel:    888-502-0100
Fax:    503-952-7476
www.wfsg.com


MANAGEMENT'S ASSERTION ON MINIMUM SERVICING STANDARDS

As of and for the year ended December 31, 2000, Wilshire Funding and Subsidiaries has complied in all material respects with the minimum servicing standards set forth in the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Wilshire Funding Corporation and Subsidiaries had in effect a fidelity bond in the amount of $10,000,000.00 and an errors an omission policy in the amount of $5,000,000.00.

/s/ Jay Memmott
Vice President/Chief Servicing Officer
March 23, 2001


/s/ Bruce Weinstein
Chief Financial Officer
March 23, 2001

EXHIBIT 99.2 - Servicer's Annual Independent Accountant's Report

Deloitte & Touche LLP
Suite 3900
111 S.W. Fifth Avenue
Portland, Oregon  97204-3642

Tel:  503-222-1341
Fax:  503-224-2172
www.us.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT

To Wilshire Credit Corporation

We have examined management's assertion about Wilshire Credit Corporaton's (the "Company"), a majority-owned subsidiary of Wilshire Financial Services Group, Inc., compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000, included in the accompanying management assertion. Management is responisble for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on managment's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated, in all material respects.



/s/  Deloitte & Touche, LLP


March 23, 2001